Form 10-K
period 2014-09-30
LF George Holdings, Inc.
filed 2015-01-13
CIK 1580676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 30, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                                 to

Commission File Number: 333-190403

LF GEORGE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)
6531		45-1626074
(Primary Standard Industrial Classification Code Number)		(IRS Employer Identification No.)
159 El Camino Real, Millbrae, CA 94030 650 - 697 -3800
(Address including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Business Filings Incorporated
108 W 13th Street
Wilmington, DE 19801
702-871-8678

(Name, Address, Including Zip Code, and Telephone Number,
Including Area Code, of Agent for Service)

____________
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2014: $128,600.

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 2015: 9,786,000 shares of common stock.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART 1

Forward-Looking Information

This Annual Report of LF George Holdings, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, anticipates, believes, expects, plans, intends, objectives and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Business

Company Overview

We were incorporated as a Delaware corporation on March 18, 2011. On May 5, 2011, we incorporated LFG Management Corp., our wholly-owned subsidiary, as a property management company, which currently has one client in San Francisco, CA for property management

Our corporate office is located at 159 El Camino Real, Millbrae, CA 94030. Our phone number is 650-697-3800 and our fax is also 650-697-3800.

Description of Business

The Company, through its wholly-owned subsidiary LFG Management Corp., provides traditional property management services. We currently have one client, LF George Properties Corp., but intend to expand our client base to serve small to medium-sized commercial and residential property owners in Northern California, particularly in the cities of San Francisco, Millbrae and San Mateo. The services we provide to our current client include building repair and maintenance (such as restoration, painting, heat and electrical repairs, air conditioning repairs, landscaping, pest control, routine property inspections and general maintenance), administrative services (such as collecting rent and paying suppliers) and other services (such as research on market rentals, tenant evaluation and lease negotiation).

We manage one property in San Francisco for our client. As discussed in greater detail below, we entered a property management agreement with LF George Properties Corp. on May 16, 2011 to manage a property located at 499 – 33rd Avenue. Per this property management agreement, we provide the above-mentioned services to our client for a monthly fee of $3,400. This property management agreement expires on December 31, 2015.

Until May 2014, we managed another property for our client.  We had entered into another property management agreement with LF George Properties Corp. on August 31, 2012 to manage a property located at 160 – 8th Street. Per this property management agreement, we provided the above-mentioned services to our client for a monthly fee of $400. This property was sold to other party, and as a result, the agreement terminated.

Although we currently operate a purely brick-and-mortar business, we intend to develop an online property management portal that will allow commercial property managers and small to medium-sized property owners to better manage properties. We intend to provide a comprehensive set of property management tools on this website to increase the efficiency and reduce the cost of property management.

The Property Management Industry

The property management industry primarily consists of providing services to persons or entities that rent or lease residential or commercial properties. These services include finding tenants, collecting rents, repairing and maintaining the properties and providing security.

Property management services depend on properties being leased or rented. We expect the demand for property management to grow in the next few years due to an improvement in employment. As a result, it will boost the demand for both commercial and residential rentals. In addition, renting may become more attractive than buying a house for Americans, as the current trend indicates that fewer Americans are getting married and having big families. An increased rental demand will likely result in an increase in property management services.

The property management industry, for both residential and commercial property, is directly affected by the general economy and the housing market.  The better the housing market, the more willing owners are to pay a portion of their revenue to have someone else manage their properties and the more likely people are to rent apartments.  The financial crisis beginning in 2008 negatively impacted the housing market and the local economy in the greater San Francisco Bay Area, but to a lesser extent than the national housing market. The housing market and the local economy in the greater San Francisco Bay Area have recovered faster than their national counterparts and, over the past one to two years, have begun to become strong.  The property management industry in our area of operation and initial proposed expansion area has also become stronger as a result of improvement in unemployment and continued low interest rates. We expect this trend to continue in the next three years, which we believe will create a healthy demand for our property management business.

Our Business Strategies

The property management industry is labor intensive and involves significant manpower for daily operations. In this regard, profitability of individual companies depends on efficient operations and cost controls. The Company believes that it has recognized an opportunity to implement strategies to make property management more efficient and cost effective.

To expand our property management business, we intend to develop an online property management system that allows commercial property managers and small to medium-sized property owners to better manage their properties in a more cost-effective environment that promotes efficiency. Our proposed system would:

·	allow tenants to post their repair work orders, complaints and opinions to the property management immediately;

·	allow tenants to post comments and evaluations on the property management team and outside contractors for their services;

·	provide property owners with statistical functions for better management and effective costs control as well as being able to review the performance of its property management company or its staffs.

·	list works to be outsourced by property managers for bids from independent contractors;

·	allow property owners to review instantly every work order for property management;

·	allow tenants to make rental payments directly to property owners by using either credit or debit card, or other online payment methods such as PayPal;

·	automatically post vacancies directly to reputable rental property websites;

·	provide detailed information on the leased properties and allow property owners and prospective tenants to negotiate and complete lease agreements online; and

·	provide a section for property owners, investors and real estate developers to get together to discuss current or potential real estate projects.

We believe that this online property management system will help individual property owners and midsized commercial management companies to better manage their properties, especially the cost control on repairs and maintenance, which accounts for a major portion of the total costs for property management.

As a general practice, property management companies usually charge about 6% to 8% of the total rental income for their services. Since property management is quite labor intensive, the total costs of managing the properties may account for 70% to 80% of the property management revenues.

Apart from cost savings on repairs and maintenance and increasing revenues, we believe that this online system will help improve the relationship marketing (“RM”), RM is generally defined as “marketing with the conscious aim to develop and manage long-term and/or trusting relationships with customers, distributors, suppliers, and other parties in the marketing environment.”

This online system should also help enhance customer loyalty and help property owners keep a strong relationship with customers. In addition, RM encourages frequent interactions with customers by online communication and allowing property owners to pay immediate attention to customers’ specific needs.

An advantage of RM is that it is usually more effective to maintain relationships with existing customers than to seek new customers. Profit can increase as the customer turnover rates decline.

Management

Our CEO, Mr. George Lam, is enriched with many years of experience in real estate development and building construction. Mr. Lam has successfully developed many commercial and residential projects in the San Francisco Bay Area.

LF George Holdings, Inc. currently employs two part-time employees for general office administration. The operation team includes a general manager, a site manager, a leasing manager, an IT manager and a maintenance team. The operation team members are board members, and they are not on payroll.

Realizing the opportunity in the growing market for property management, Mr. George Lam intends to expand the property management business to serve the small and medium-sized property owners.

Material Agreements

We have entered into several agreements that are material to our company.  We set out below those agreements and the principal terms of those agreements.

Management Agreement, dated January 1, 2013, between LFG Management Corp. and LF George Properties Corp.

On May 16, 2011, our wholly-owned subsidiary entered into a property management agreement with LF George Properties Corp. (“LF George Properties”), a company that is owned by our Chairman and his family members who are directors of the Company.  This agreement was replaced in its entirety by a new property management agreement dated January 1, 2013.  Per this property management agreement, the Company provides the property management service for LF George Properties in exchange for a monthly management fee of $3,400. The property management services that we are to provide under this agreement include acting as the exclusive leasing agent, maintaining the property, collecting rent and coordinating the provision of utilities. This agreement expires on December 31, 2015, but it will be automatically renewed for successive one-year periods unless either party gives notice to the other that it is not renewing the agreement.

Consulting Agreement, dated March 16, 2011, between William Mui and the Company
On March 16, 2011, AGH Management Corp. entered into a consulting agreement with William Mui. We assumed the obligations of that agreement, whereby William Mui will provide us consulting services in connection with our company whose common stock is quoted on FINRA’s Over-the-Counter Bulletin Board. In exchange of his services, Mr. Mui is to receive a flat fee of $15,000, of which $2,000 was paid upon entry into the agreement, $4,000 was paid at the time our registration statement on Form S-1 was filed and the remaining balance of $9,000 was paid in November 2014,  upon the registration statement being declared effective by the U.S. Securities and Exchange Commission. As of September 30, 2014, the Company had an accrued liability of $4,500 for services performed up to September 30, 2014.

Consulting Agreement, dated March 16, 2011, between Genik Real Estate and Investment Corp. and the Company
On March 16, 2011, AGH Management Corp, entered into a consulting agreement with Genik Real Estate and Investment Corp. We assumed the obligations of that agreement, whereby Genik Real Estate and Investment Corp. will advise us with regards to having our common stock quoted on FINRA’s Over-the-Counter Bulletin Board in exchange for $20,000, of which $3,000 was paid upon entry into the agreement, $6,000 was paid at the time that our registration statement on Form S-1 was filed and the remaining balance of $11,000 was paid in November 2014, upon the registration statement being declared effective by the U.S. Securities and Exchange Commission. As of September 30, 2014, the Company had an accrued liability of $6,600 for services performed up to September 30, 2014.

Competition

Industry profit margins are predicted to remain under pressure as the property management companies face increased competition from non-industrial firms expanding their real estate services into this area.

Government Regulation

United States

Federal laws having to do with Fair Housing and Disclosure are important to the property management operation in any state. The purpose of the Fair Housing Law is to protect tenants who are seeking rental properties and are being discriminated against by property owners. The laws protect renters against discrimination on grounds such as the race, nationality, religion, age and sex. The goal of the laws is to provide a housing market in which a person’s background is not used as the grounds for denying access to leasing a property.

For properties built before 1978, federal law requires that before signing a lease, renters must receive information from property management and/or the landlord including information on identifying and controlling lead-based paint hazards.

California

California state law requires a property management company to be operated under a valid real estate broker's license. Employees of the brokerage firm must be licensed as real estate salespersons and/or associate brokers if they engage in any activities requiring a license, such as advertising a rental unit or negotiating or explaining a lease or some other term of tenancy to potential tenants.

The California state Department of Real Estate requires broker-applicants to document experience and/or educational training in the field and to pass a state licensing exam. Continuing educational requirements apply to all brokers. Brokers are subject to license suspension or revocation for failing to uphold laws relating to the management of property, as well as other real estate laws.

We have been in compliance with California law for purposes of conducting property management services. Our Chief Financial Officer, Mr. Henry Lam, is a licensed California real estate broker (license number 01837833). Mr. Henry Lam obtained his real estate broker license in California in 2009. His license is valid through June 15, 2018.

Liability and Insurance

We do not have liability insurance at this time, but are planning to secure it in the near future.

Employees

We have two part-time employees. Each is employed by our subsidiary LFG Management Corp.

Raw Materials

The provision of our services does not depend on any raw materials.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide information under this Item.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other properties. Our registered office is located at 159 El Camino Real, Millbrae, CA 94030. We lease our office from Millbrae Paradise LLC, a related party for $300 a month. The current lease expires on May 15, 2015. The management considers the office space is sufficient for its current operation.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any government authority or any other party involving our business. As of the date of this Prospectus, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. A trading market might not develop, or, if developed, that it might not be sustained. Consequently, a purchaser of our common stock may find it difficult to resell the securities offered herein should the purchaser desire to do so when eligible for public resale.

Reports to Security Holders

We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Common Stock

We have 25,000,000 shares of $0.01 par value common stock authorized. As of September 30, 2014 and January 13, 2015, there were 9,786,000 shares of common stock issued and outstanding, which were held by 38 stockholders of record. As of September 30, 2014 and January 13, 2015, there were no outstanding options, warrants or convertible notes that could be exercised for or converted into securities of our company.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have previously reported all sales of unregistered equity securities.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have, and never have had, an equity compensation plan.

Purchases of Equity Securities

None during the period covered by this report.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

LF George Holdings, Inc. (“the Company”) is a corporation incorporated in the State of Delaware on March 18, 2011. We are currently located at 159 El Camino Real, Millbrae, CA 94030.

Through our wholly-owned subsidiary LFG Management Corp (“LFGM”), which is a corporation incorporated in the State of California on May 5, 2011, we seek to provide traditional property management services to small to medium-sized commercial and residential property owners in the San Francisco Bay Area, Northern California. These services include maintenance (such as property inspections, landscaping, painting, restoration and general maintenance), administrative services (such as collecting rent and maintenance fees and sourcing and paying suppliers) and other services (such as lease negotiation and tenant evaluation). When appropriate, we will outsource these services to third parties.

We currently provide property management service for one property located in San Francisco, California.  We will initially focus our business on the greater San Francisco Bay Area (particularly the cities of San Francisco, Millbrae and San Mateo) and, depending on our success therein, expand into the rest of Northern California.

Results of Operations

Fiscal years 2014 and 2013
	For the Year Ended September 30, 2014	For the Year Ended September 30, 2013

Total Revenues	$44,000	$45,600

Total Operating Expenses	66,743	73,628

Loss from Operation Before Taxes	(22,743)	(28,028)

Tax Provision	-	4,349
Net Loss	$(22,743)	$(32,377)

Revenue: Our revenues declined $1,600 between the years ended September 30, 2013 and 2014.  This decrease was due to the termination of the property management agreement of a property in May 2014, on which monthly management fee income was $400.

Operating Expenses: Our operating expenses decreased $6,885 between the years ended September 30, 2013 and 2014.  This decrease was due to the decrease of $10,263 in legal and professional expenses as set off by an increase of $3,003 and $375 in payroll and general and administrative during the year ended September 30, 2014.

Liquidity and Capital Resources

We had a $134,297 cash balance as of September 30, 2014. Our primary cash outflows were for business development and operations including payrolls, office, legal and professional as well as general administrative expenses. We have financed our operations primarily through the sale of common stocks to our shareholders and income generated from business operations.

We will continue to monitor our expenditures and cash position. We anticipate spending approximately $50,000 on auditing, consulting and legal fees related to filing quarterly and annual reports to SEC during the next twelve month period. Management plans to invest $50,000 to execute the business plan if and when our available cash along with the income generated from business operations is adequate to fund our operations beyond an operation cycle. Otherwise, management may have to scale back the scope of business plan or to consider a new round of fund raising.

	Year Ended September 30, 2014	Year Ended September 30, 2013
Cash Flows used in Operating Activities	$(18,890)	$(12,668)
Cash Flows from Financing Activities	-	73,400
Net Increase (decrease) in Cash	(18,890)	60,732

Cash decreased by about $19,000 was due to the cash used to fund the operations, and there were no investing and financing activities during the year ended September 30, 2014.

Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Cash

The Company considers cash on hand and amounts on deposit with financial institutions to be cash.

Revenue Recognition

Property management revenue consists of management income for services provided by the Company to a related party pursuant to management agreements.  The Company recognizes revenue when persuasive evidence of an arrangement exists, service has performed, the fee is fixed or determinable and collection is probable. The management income is recognized during the period in which the Company provides services in connection with the related management agreement.

Accounts Receivable

Accounts receivable are stated at the amount management expects to be collected from outstanding balances.  Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our policy is to recognize both interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively.  The Company has not recorded any interest and penalties since its inception.

Recently Issued Accounting Pronouncements

We do not expect that recently issued accounting pronouncements will have a material impact on our financial statements.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

LF George Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	September 30,
Assets	2014	2013
Current Assets
Cash	$134,297	$153,187
Accounts Receivable from Related Party	3,400	-
Total Current Assets	137,697	153,187

Total Assets	$137,697	$153,187

Liabilities and Stockholders’ Equity

Current Liabilities
Accrued Professional Fees	$11,100	$4,000
Payroll Tax Payable	153	-

Total Current Liabilities	11,253	4,000
Commitments	-	-
Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value	97,860	97,860
$0.01, 9,786,000 shares issued and outstanding
on September 30, 2014 and 2013.

Additional paid-in capital	98,190	98,190

Accumulated deficits	(69,606)	(46,863)

Total Stockholders’ Equity	126,444	149,187

Total Liabilities and Stockholders' Equity	$137,697	$153,187

See accompanying notes to consolidated financial statements

LF George Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended September 30, 2014	Year Ended September 30, 2013

Management Revenue, Related Party	$44,000	$45,600

Operating Expenses
Legal and professional	43,037	53,300
Payroll expenses	13,697	10,694
Rent	3,600	3,600
General and administrative	6,409	6,034
Total Operating Expenses	66,743	73,628

Loss from Operations	(22,743)	(28,028)
Before Taxes

Tax Provision	-	4,349

Net Loss	$(22,743)	$(32,377)
Loss per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common	9,786,000	9,619,490
Shares Outstanding - Basic and Diluted

See accompanying notes to consolidated financial statements

LF George Holdings, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Share	Amount	Paid-in Capital	Deficits	Equity

Balance as of October 1, 2012	9,052,000	$90,520	$32,130	$(14,486)	$108,164
Issuance of common stock	734,000	7,340	66,060	-	73,400

Net loss	-	-	-	(32,377)	(32,377)

Balance as of September 30, 2013	9,786,000	97,860	98,190	(46,863)	149,187

Net loss	-	-	-	(22,743)	(22,743)

Balance as of September 30, 2014	9,786,000	$97,860	$98,190	$(69,606)	$126,444

See accompanying notes to consolidated financial statements

LF George Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flow

	For the Year Ended	For the Year Ended
	September 30, 2014	September 30, 2013
Cash Flow from Operating Activities:
Net Loss	$(22,743)	$(32,377)
Adjustments to reconcile net loss to net cash in operating activities:
Deferred income tax expense	-	4,349
Changes in operating assets and liabilities: Account receivable from related party	(3,400)	10,200
Prepaid expenses	-	3,300
Account payable, related party	-	(200)
Payroll tax payable	153	-
Accrued professional fees	7,100	4,000
Accounts payable – trade	-	(1,940)
Net Cash (Used in) Operating Activities	(18,890)	(12,668)

Net Cash from Investing Activities	-	-
Cash Flow from Financing Activities:
Proceed from issuance of Common Stock	-	73,400
Net Cash Provided by Financing Activities	-	73,400

Net (decrease)/increase in cash	(18,890)	60,732

Cash, at the beginning of year	153,187	92,455
Cash, at the end of year	$134,297	$153,187

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to consolidated financial statements

LF George Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2014 and 2013

1.           Nature of Operations

LF George Holdings, Inc. (the “Company”) is incorporated in the State of Delaware on March 18, 2011. The Company, currently located in Millbrae, California, is a holding company whose subsidiary provides traditional property management services.

The Company, through its wholly-owned subsidiary LFG Management Corp., which is incorporated in the State of California on May 5, 2011, seeks to provide traditional property management services to small to medium-sized commercial and residential property owners in San Francisco Bay Area, California, U.S.A.

2.           Summary of Significant Accounting Policies

Going Concern

As indicated in the accompanying consolidated financial statements, the Company had net loss of $22,743 during the year ended September 30, 2014 and an accumulated deficit of $69,606 at September 30, 2014. Management’s plans include generating revenue through its property management services and raising capital through the equity markets to fund future operations. Failure to generate adequate services revenues and raise adequate capital could result in the Company having to curtail or cease operations.

Additionally, even if the Company does generate adequate revenues and raise sufficient capital to support its operating expenses, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to compile with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Basis of Consolidation

The consolidated financial statements of the Company include wholly-owned subsidiary under its control. All of the material intercompany balances and transactions have been eliminated.

Estimates, Risks and Uncertainties

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from these estimates.

Cash

The Company considers cash on hand and amounts on deposit with financial institutions to be cash.

Revenue Recognition

Property management revenue consists of management income for services provided by the Company to a related party pursuant to a management agreement. The Company recognizes revenue when persuasive evidence of an arrangement exits, service has performed, the fee is fixed or determinable and collection is probable. The management income is recognized during the period in which the Company provides services in connection with the related management agreement.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no allowance for uncollectible accounts at September 30, 2014 and September 30, 2013.

Fair Value of Financial Instruments

All financial instruments are carried at amounts that approximate estimated fair value because of the relatively short maturity of the instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company has not recorded any interest and penalties since its inception.

Net Loss Per Share

Net loss per share includes no dilution and is computed on the basis of the weighted−average number of common shares outstanding during the period as defined by ASC 260, “Earnings per Share”.  There was no potentially issuable common stock or common stock equivalents outstanding at September 30, 2014 and at September 30, 2013.

New Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	Income Taxes

For the year ended September 30, 2014 and 2013, income tax expense (benefit) consists of the following:

	2014	2013
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	2,825
State	-	1,524
Net income tax expense (benefit)	$-	$4,349

The Company’s deferred tax assets and liabilities as of September 30, 2014 and 2013 consist of the following:

	2014	2013
Deferred income tax assets - current:
State Taxes	$240	$-
Valuation Allowance	$(240)	$-
Net deferred income tax assets – current	$-	$-

Deferred income tax assets - noncurrent:
Net operating loss carryforward	$13,728	$10,888
Valuation Allowance	$(13,728)	$(10,888)
Net deferred income tax assets - non-current	$-	$-

As of September 30, 2014 and 2013, the Company had a net operating loss carryforward of $67,796 and $46,862, respectively, which is available to offset future Federal taxable income through September 30, 2024. Valuation allowances are provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended September 30, 2014,  total valuation allowance was increased by $3,080.

	2014	2013
Statutory Federal tax rate (net of state income tax effect)	(15.00)%	(15.00)%
State income taxes	(8.84)%	(8.84)%
Effect of valuation allowance	-%	-%
Effective tax rate	(23.84)%	(23.84)%

Management believes that the Company does not have any tax positions that will result in a material impact on the Company’s consolidated financial statements because of the adoption of ASC 740.  However, management’s conclusion may be subject to adjustment at a later date based on factors including additional implementation guidance from the Financial Accounting Standards Board and ongoing analyses of tax laws, regulations and related interpretations.

The Company and its subsidiary file U.S. federal and state income tax returns. There are no on-going examinations of income tax returns filed by the Company and its subsidiary. U.S federal and state income tax returns for the years ended September 30, 2011 and beyond are subject to examinations by the Internal Revenue Service and state tax authorities.

4.          Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common shares reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no diluted shares outstanding at September 30, 2014 and at September 30, 2013.

	2014	2013

Numerator:	$(22,743)	$(32,377)
Net Loss – basic

Denominator:
Weighted Average Number of Common Shares Outstanding	9,786,000	9,619,490

Net Loss per share - basic	$(0.00)	$(0.00)

5.           Commitments

Operating Lease

The Company leases an office space from a company that is owned by the Chairman of the Company and his immediate family members who are also Directors of the Company. The office lease has a monthly rental rate of $300 and will expire on May 15, 2015.

Rent expense under the operating lease was $3,600 and $3,600 for the years ended September 30, 2014 and 2013, respectively. Future minimum payments under the operating lease are as follows:

Year Ending September, 30	Amount
2015	$2,250
Total	$2,250

Telephone Agreement

The Company entered into a telephone service agreement with a company that is owned by the CFO of the Company on May 15, 2011 and expires on December 31, 2015 at a monthly rate of $200.

Telephone expense under the service agreement was $2,400 and $2,400 for the years ended September 30, 2014 and 2013, respectively. Future minimum payments under the service agreement are as follows:

Year ending September 30	Amount

2015	$2,400
2016	600

Total	$3,000

Consulting Agreements

During the year ended September 30, 2011, the Company entered into a consulting agreement with one of its directors to assist with the S-1 registration statement filing with the SEC and the listing on FINRA’s Over-the-Counter Bulletin Board for a flat fee of $15,000. As of September 30, 2014, the company had an accrued liability of $4,500 for services performed up to September 30, 2014.

During the year ended September 30, 2011, the Company entered into another consulting agreement with an entity that is majority-owned by a shareholder of the Company to also assist with the S-1 registration statement filing with the SEC and the listing on FINRA’s Over-the-Counter Bulletin Board for a flat fee of $20,000. As of September 30, 2014, the Company had accrued liability of $6,600 for services performed up to September 30, 2014.

6.           Stockholders’ Equity

Common Stock

On March 18, 2011, the Company authorized 25,000,000 shares of common stock at par value of $0.01. The holders of common stock are entitled to one vote per share. From time to time, the Company has sold common stock to investors for cash.

During the year ended September 30, 2013, the Company sold 734,000 shares of common stock at $0.10 per share, for total cash proceeds of $73,400. Of this amount, 350,000 shares were sold to five directors of the Company, and the remaining 384,000 shares were sold to outside unrelated shareholders.

No new shares have been issued after September 30, 2013. As of September 30, 2014, a total of 9,786,000 shares of common stock were issued and outstanding.

7.           Concentrations

The Company has one customer accounting for 100% of the revenue during the years ended September 30, 2014 and 2013. The customer is a related party of the Company (see note 8).

8.           Related Party Transactions

The Company provided property management service to a property company, LF George Properties Corporation (“LF George Properties”), which is owned by the Chairman of the Company and his family members who are also directors of the Company during the years ended September 30, 2014 and 2013. The Company recorded $44,000 and $45,000 property management revenue during the years ended September 30, 2014 and 2013, respectively. The Company also had a receivable of $3,400 from LF George Properties as of September 30, 2014.

The Company incurred $3,600 and $3,600 of rent expenses during the years ended September 30, 2014 and 2013, respectively, for an office space leased from a company, Millbrae Paradise, LLC, owned by the Chairman of the Company and his family members who are also directors of the Company.

The Company also incurred $2,400 and $2,400 of telephone expenses during the years ended September 30, 2014 and 2013, respectively for telephone service provided by a company, AGH Management Corporation owned by the CFO of the Company.

The Company incurred $4,500 and paid $4,000 to William Mui, a Director of the Company for consulting services during the years ended September 30, 2014 and 2013, respectively.

The Company incurred $6,600 and paid $6,000 to Genik Real Estate and Investment Corp., a shareholder of over 5% of the outstanding common shares, for consulting services during the years ended September 30, 2014 and 2013, respectively.

9.           Subsequent Events

The Company paid $9,000 and $11,000 on November 25, 2015 to William Mui and Genik Real Estate and Investment Corp., respectively for consulting service in the preparation of registration statement for filing to SEC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of George Lam, our Chief Executive Officer, and Henry Lam, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Messrs. Lam and Lam concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The reasons we believe our disclosure controls and procedures are not effective are:

1.	No independent directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Management's annual report on internal control over financial reporting

George Lam, our Chief Executive Officer and Henry Lam, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
• •
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.

●	We do not maintain appropriate cash controls – Due to our very limited staff, including accounting personnel, we lack a proper segregation of functions, duties and responsibilities with respect to our cash process.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Our directors and executive officers and their respective ages as of the date of this Prospectus are as follows:

Name	Age	Position with the Company
George Lam(1)	63	CEO and Chairman
Henry Lam(1)	30	CFO
Alex Lam(1)	22	CTO, Director
Winnie Lam(1)	32	Director
Virginia Lam(1)	25	Director
Elizabeth Lam(1)	24	Director
Suzanne Lo	28	Director and Secretary of the Board
William Mui	53	Director

(1)	George Lam is the father of Henry Lam, Alex Lam, Winnie Lam, Virginia Lam and Elizabeth Lam

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies, as well as the attributes and skills that the Board of Directors believes qualifies such person to serve as an officer and/or director:

George Lam
Mr. George Lam serves as the Company’s CEO and Chairman of the Board.  He is an entrepreneur who has many years of experience in the business of real estate development and investment, building construction and property management in the San Francisco Bay Area, and has successfully completed many real estate development projects.  For more than the past five years, Mr. George Lam has also been the CEO of LF George Properties Corp. which has managed the following properties he owned in the San Francisco Bay Area:

1.	A building complex located at 1408 - 31st Avenue, San Francisco

2.	A building complex at located at 499 - 33rd Avenue, San Francisco

3.	A building complex located at 501 - 33rd Avenue, San Francisco

4.	A building complex located at 156 - 8th Street, San Francisco

Mr. George Lam is currently the property manager managing the Millbrae Paradise under AGH Management Corp., whose sole owner is Mr. Lam’s son Henry Lam. Millbrae Paradise has 142 condominiums and a variety of retail businesses including different restaurants, a café, a Chinese health supplement store and a travel agency.

As the property manager, Mr. George Lam supervises repairs and maintenance for the buildings and properties as mentioned above including general repairs and maintenance, property inspections, painting, and landscaping, etc. He also performs administrative services such as collecting rent, association dues, handling paper works, supervising accounting, and paying suppliers and contractors, etc. In addition, he identifies and evaluates tenants, negotiates leases with tenants and handles tenants’ complaints.

Mr. George Lam is the father of Henry Lam, Alex Lam, Winnie Lam, Virginia Lam and Elizabeth Lam.

The Board of Directors believes that George Lam is qualified to serve as our Chief Executive Officer and a director as he is a seasoned real estate developer in the San Francisco Bay Area with over 30 years of experience running real estate development and property management businesses. He has managed over 20 properties all over the San Francisco Bay Area.

Henry Lam
Mr. Henry Lam serves as the Company’s CFO. He received his B.A. degree in Business Management from the San Francisco State University. Mr. Lam is currently managing a jewelry wholesaling business in San Francisco. His main duties include the overall management and accounting and finance. Mr. Henry Lam is the son of Mr. George Lam. Henry Lam is the sole owner of AGH Management Corp. which manages Millbrae Paradise, and has a real estate license to run this business.

The Board of Directors believes that Henry Lam is qualified to serve as our Chief Financial Officer as he is a licensed California real estate broker, he has been running the property management business of LFG Management Corp. and as a result of his business management education.

Suzanne Lo
Ms. Suzanne Lo, the Company’s Secretary of the Board, has many years of sales and marketing experience in the high technology industry. After she had graduated from San Francisco State University, she worked for Salesforce.com, a high-tech startup firm in San Francisco as a purchasing manager. In October 2007, Ms. Lo joined Millbrae Paradise, LLC as the VP for the sales department.

The Board of Directors believes that Suzanne Lo is qualified to serve as our Secretary due to her experience in administrative work, record keeping and writing minutes. She also has a real estate agent license and experience in property management.  The other officers and directors have long standing personal knowledge of Ms. Lo.

Alex Lam
Mr. Alex Lam, the Company’s CTO and a Director, is currently studying and working toward a B.S. degree in Computer Engineering and Computer Science. Apart from his studies, Alex also works as an IT technician at the on-campus residential networking center (ResNet).

The Board of Directors believes that Alex Lam is qualified to serve as our Chief Technology Officer due to his IT experience. He studies computer science and engineering. Most of the Company’s management can attest to Mr. Lam’s character as he is a family member, and the remainder has known him personally for several years.

Winnie Lam
Ms. Winnie Lam received her B.A. Degree in Economics and Business at University of California, Berkeley. Ms. Lam currently works in the finance department at Apple, Inc. managing all the commercial lease locations. Ms. Winnie Lam is the oldest daughter of Mr. George Lam.

The Board of Directors believes that Winnie Lam is qualified to serve as a director due to her experience in finance and accounting as well as her experience in managing commercial leases at Apple Computer.  Most of the Company’s management can attest to Ms. Lam’s character as she is a family member, and the remainder has known her personally for several years.

Virginia Lam
Ms. Virginia Lam is currently pursuing her B.S. degree in Economics at San Diego University. She is an active volunteer at the USSD Community Garden, Food Co-op, and other various events across San Diego, including at the Earth Day Fair held annually at Balboa Park. Ms. Virginia Lam is the daughter of Mr. George Lam.

The Board of Directors believes that Virginia Lam is qualified to serve as a director because she has good knowledge in economics and is able to perform analysis on the general economy and the real estate market and property management market.  Most of the Company’s management can attest to Ms. Lam’s character as she is a family member, and the remainder has known her personally for several years.

Elizabeth Lam
Ms. Elizabeth Lam is currently pursuing her B.S. degree in Environmental Policy Analysis and Planning at University of California, Davis. Ms. Elizabeth Lam is the daughter of Mr. George Lam.

The Board of Directors believes that Elizabeth Lam is qualified to serve as a director due to her background in economics and her ability to perform analysis on the general economic and the real estate market and property management market. Most of the Company’s management can attest to Ms. Lam’s character as she is a family member, and the remainder has known her personally for several years.

William Mui
Mr. William Mui, a Director for the Company, has many years of experience in banking, corporate finance, business management, consumer products distribution and international trades. Mr. Mui is an entrepreneur who has established several companies in import/export, consumer products distribution, business consulting and project finance.

The Board of Directors believes that William Mui is qualified to serve as a director due to his experience in corporate finance and business management. He has a MBA degree in corporate finance and investment. He can also assist the CFO in the preparation of financial statements and related matters.

Term of Office
Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

We have no significant employees.

Audit Committee

We do not have an audit committee for the time being

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the following events during the past five years: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

Our Board of Directors adopted a Code of Ethics on April 18, 2013. The Code of Ethics states the principles and expectations governing the behavior of individuals within our organization. It describes the minimum requirements for conduct, and behavioral expectations rather than specific activities.

The purpose is to promote an ethical culture in the organization with highest professional standard. It helps LFG to accomplish its objectives by bringing a systematic, disciplined approach to evaluate and improve the effectiveness of risk management, control, and governance processes.

The Principles:

1.	Integrity – the integrity of internal auditing is to establish trust that will provide the basis for reliance on management’s judgment.
2.	Objectivity – internal auditing shall establish the highest of professional objectivity in gathering,
3.
Responsiveness – evaluating, and communicating about the activity or process being examined. Internal auditing shall make a balance assessment of all the relevant circumstances and are not unduly influenced by management’s own interests.

4.
Confidentiality – internal auditing will promote the value of information that all of LFG staff receive and shall not disclose information without appropriate authority unless there is a legal or professional obligation to do so.

5.	Competency – management shall apply their knowledge, skills and experience needed in the performance of conducting internal auditing process.

For all the individuals work with LFG will be evaluated and administered according to the Code of Ethics. The fact that a particular conduct is not mentioned in the Code of Ethics does not prevent it from being unacceptable or discreditable, and therefore, the staff can be liable for disciplinary action.

Code of Ethics of our Business:

Duties to Clients
As property manager and agents, we have a fiduciary responsibility to promote the interests of our clients first, while we have to remain obligated to treat all parties fairly and honestly.

Property managers and their agents should not mislead owners or renters on the market rent of a property.

Agents should not to exaggerate and or conceal pertinent facts of the property.

We will keep a special account for each client, separate from the firm’s or personal accounts, to hold funds in trust for the client and or others in related transactions.

Duties to Tenants
As property manager, we shall treat all tenants professionally when managing a rental residence. We shall hold in high regard the safety and health of those lawfully at a managed property.

As the property manager, we shall manage all properties in accordance with safety and habitability requirements of the local jurisdiction.

Duties to the Public
It is the duty of property manager and agents to protect the public against fraud, misrepresentation and unethical practices in property management.

Agents shall not deny services to people for reasons of race, color, religion, sex, family status, or national origin, or handicap and shall comply with all federal, state, and local laws concerning discrimination.

We must not provide and quote, specialized services and in fields that we are not competent. We must not produce misleading offers in advertising, and we must ensure the terms of the offers are clearly explained.

Agents shall not provide legal advice and must recommend to clients to contact a lawyer.

Duties to the Firm
Our property managers shall act in the best interests of the Company.

Duties to Other Real Estate Agents
We shall not make false statements about competitors, or solicit the business of exclusive clients of other agents, although it is fine to offer property management services to the existing client of other agents who are offering brokerage services.

Professionalism
Property managers and agents should be familiar with the real estate laws of California State, and shall strive to improve the property management profession by continuing education and sharing their experience for the benefit of all.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires directors, officers and the persons who beneficially own more than 10% of the common stock of a company with a class of stock registered under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC. As we do not currently have a class of stock, Section 16(a) is not applicable to us or these persons.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ending September 30, 2014 and 2013.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year Ended September 30	Salary $	Bonus $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
George Lam, CEO (Principal Executive Officer)
	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Henry Lam, CFO (Principal Financial Officer)
	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Stock Option and other Compensation Plans

We have never granted any of our directors or officers stock options or offered them compensation plans other than as set out above.

Compensation of Directors

We have not paid any of our directors for their services as a director.  We did pay William Mui, a director, $4,000 for his consulting service in the preparation of a prospectus and writing a business plan in the fiscal year 2013 and incurred $4,500 for his consulting service in the fiscal year 2014. We also paid Suzanne Lo, a director, $4,900 and $3,500 for regular payrolls (not director compensation) in the fiscal years of 2013 and 2014, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2014 certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o LF George, 159, El Camino Real, Millbrae, CA 94030. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this Prospectus.

Name and Title of Beneficial Owners	Amount and Nature of Beneficial Owners	Percent of Class
Directors and Officers:
George Lam, CEO and Chairman	3,000,000	30.7%
Henry Lam, CFO	1,070,000	10.9%
Alex Lam, CTO and Director	1,070,000	10.9%
Winnie Lam, Director	1,070,000	10.9%
Virginia Lam, Director	1,070,000	10.9%
Elizabeth Lam, Director	1,070,000	10.9%
Suzanne Lo, Director and Secretary of the Board	15,000	<1%
William Mui, Director	135,000	1.4%
Genik Real Estate	560,000	5.7%
All executive officers and directors as a group (8 persons)	8,500,000	86.9%
Note: The above percentages are calculated based on the total outstanding and issued shares of 9,786,000 shares.

There are no arrangements or understanding among the parties set out above or their respective associates or affiliates concerning election of directors or any other matters which may require shareholder approval.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, none of the following parties has had any material interest, direct or indirect, in any transaction with us during our last fiscal year or in any presently proposed transaction that has or will materially affect us:

1.	any of our directors or officers;
2.	any person proposed as a nominee for election as a director;
3.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or
4.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We had transactions with certain of our officers, directors and our sole promoter (George Lam) since inception to September 30, 2014 as follows:

●
On May 16, 2011, the Company entered into a property management agreement with LF George Properties Corp (“LF George Properties”), a company that is owned by the Chairman and his family members who are directors of the Company. Per this property management agreement, the Company provides the property management service for LF George Properties in exchange for a monthly management fee of $3,400. This agreement expires on December 31, 2015.

●
On August 31, 2012, the Company entered into another property management agreement with LF George Properties. Per this second property management agreement, the Company provides the property management service for a different property in exchange for a monthly management fee of $400. This agreement expires on December 31, 2015. However, this property management agreement was terminated in May 2014 as a result of this property having been sold to another party.

●
On May 15, 2011, the Company entered into a lease agreement with Millbrae Paradise LLC (“Millbrae Paradise”), a company that is owned by the Chairman and his family members who are directors of the Company, to lease an office space in exchange for a monthly rental rate of $300. On May 15, 2012, both parties signed another agreement to extend the lease to May 15, 2015.

●
On May 15, 2011, the Company entered a telephone service agreement with AGH Management Corp. (“AGH”), a company that is wholly-owned by the CFO of the Company. The Company pays $200 monthly to AGH to retain the telephone service of the Company’s leased office until December 31, 2012. On May 15, 2012, both parties have signed another agreement to extend this service to December 31, 2015.

●	The Company paid $4,000 and $1,000 to William Mui, a Director of the Company for consulting services during the years ended September 30, 2013 and 2012, respectively.

●
The Company paid $6,000 and $3,000 to Genik Real Estate and Investment Corp., a shareholder of over 5% of the outstanding common shares, for consulting services during the year ended September 30, 2013 and 2012, respectively.

●	The Company paid $6,000 to Infinitel Communications, which is majority-owned by George Ma, a shareholder of the Company, for the development of our website during the period ended September 30, 2011.

Director Independence

Our Directors are not independent as that term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.   Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014 2013	$25,800 $28,800	Stephen Wan CPA Stephen Wan CPA

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. XBRL
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF GEORGE HOLDINGS, INC.

By:	/s/ George Lam
George Lam January 13, 2015
CEO (Principal Executive Officer)

By:	/s/Henry Lam
Henry Lam January 13, 2015
CFO(Principal Financial Officer)