Form 10-K/A
period 2014-09-30
LF George Holdings, Inc.
filed 2015-02-17
CIK 1580676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

AMENDMENT NO. 1

to

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to _________

Commission File Number: 333-190403

LF GEORGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

6531	45-1626074
(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

159 El Camino Real

Millbrae, California 94030

650-697-3800

(Address including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Business Filings Incorporated

108 W 13th Street

Wilmington, DE 19801

702-871-8678

(Name, Address, Including Zip Code, and Telephone Number,

Including Area Code, of Agent for Service)

______________________________________________

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

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

EXPLANATORY NOTE

LF George Holdings, Inc. (the “Company”), hereby amends its Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on January 13, 2015, to change information required on the cover page of Form 10-K, by checking the “Yes” box provided on the cover page of this Form 10-K to indicate that, at the time of filing the Form 10-K the Company was a shell company. The Company mistakenly checked that it was a not shell company in its January 13, 2015 filing. The Company was a shell company on September 30, 2014, January 13, 2015 and as of the date of this filing.

There are no other changes to the original Form 10-K filed on January 13, 2015, other than that outlined in this document. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on January 13, 2015, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF GEORGE HOLDINGS, INC.

February 17, 2015	By:	/s/ George Lam
George Lam
CEO (Principal Executive Officer)

February 17, 2015	By:	/s/ Henry Lam
Henry Lam
CFO (Principal Accounting Officer and Principal Financial Officer)

3

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation (1)

3.2	First Amended and Restated Bylaws (5)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document (2)

101.SCH *	XBRL Taxonomy Extension Schema Document (2)

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document (2)

____________

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-190403), filed with the Securities and Exchange Commission on August 6, 2013.

(2) Incorporated by reference to Annual Report on Form 10-K (File No. 333-190403), filed with the Securities and Exchange Commission on January 13, 2015.

4