Form 10-Q
period 2014-12-31
LF George Holdings, Inc.
filed 2015-02-20
CIK 1580676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 333-190403

LF GEORGE HOLDINGS, INC.
(Name of Issuer in its Charter)

Delaware

(State or other jurisdiction of incorporation)

6531	45-1626074
(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

LF George Holdings, Inc.

159 El Camino Real

Millbrae, California 94030

(Address of principal executive offices, zip code)

650-697-3800

(Registrant’s telephone number, including area code)

_____________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 18, 2015, there were 9,786,000 shares of common stock, $0.01 par value per share, outstanding.

LF GEORGE HOLDINGS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of LF George Holdings, Inc. contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, the volatility of real estate prices, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

LF George Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2014	September 30, 2014

Assets

Current Assets
Cash	$103,871	$134,297
Accounts Receivable from Related Party	-	3,400
Prepaid Expense	100	-
Total Current Assets	103,971	137,697

Total Assets	$103,971	$137,697

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$2,050	$-
Accrued Professional Fees	-	11,000
Payroll Tax Payable	333	153

Total Current Liabilities	2,383	11,253

Commitments	-	-

Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.01, 9,786,000 shares issued and outstanding on December 31, 2014 and September 30, 2014	97,860	97,860

Additional paid-in capital	98,190	98,190

Accumulated deficit	(94,462)	(69,606)

Total Stockholders’ Equity	101,588	126,444

Total Liabilities and Stockholders' Equity	$103,971	$137,697

See accompanying notes to condensed consolidated financial statements

LF George Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2014	2013

Management Revenue, Related Party	$10,200	$11,400
Operating Expenses
Legal and professional	27,256	6,000
Payroll expenses	3,569	3,397
Rent	900	900
General and administrative	3,331	1,000
Total Operating Expenses	35,056	11,297

Net Income (Loss)	$(24,856)	$103
Net Income (Loss) per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,786,000	9,786,000

See accompanying notes to condensed consolidated financial statements

LF George Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
Cash Flow from Operating Activities
Net Income (loss)	$(24,856)	$103

Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in operating assets and liabilities
Account receivable from related party	3,400	-
Prepaid payroll tax	(100)	-
Account payable, related party	-	(3,588)
Accrued professional fees	(11,100)	-
Payroll tax payable	180	-
Account payable	2,050	-
Net Cash (Used in) Operating Activities	(30,426)	(3,485)

Net decrease in cash	(30,426)	(3,485)

Cash, at the beginning of period	134,297	153,187
Cash, at the end of period	$103,871	$149,702

See accompanying notes to condensed consolidated financial statements

L.F. George Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

L.F. George Holdings, Inc. (the “Company”) is a C-corporation incorporated in the State of Delaware on March 18, 2011. The Company, currently located in Millbrae, California, is a holding company whose subsidiary provides traditional property management services.

The Company, through its wholly-owned subsidiary LFG Management Corp., which is a corporation incorporated in the State of California on May 5, 2011, seeks to provide traditional property management services to small to medium sized commercial and residential property owners in San Francisco Bay Area, California, U.S.A.

2. Summary of Significant Accounting Policies

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company had net loss of $24,856 during the three months ended December 31, 2014 and an accumulated deficit of $94,462 as of December 31, 2014. Management’s plans include generating revenue through its property management services and raising capital through the equity markets to fund future operations. Failure to generate adequate services revenues and raise adequate capital could result in the Company having to curtail or cease operations.

Additionally, even if the Company does generate adequate revenues and raise sufficient capital to support its operating expenses, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited interim financial information

The accompanying interim condensed consolidated financial statements and related notes of the Company for the three months ended December 31, 2014 and 2013, and as of December 31, 2014 are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for the complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended September 30, 2014. The consolidated balance sheet as of September 30, 2014 was derived from the Company’s audited consolidated financial statements for the year ended September 30, 2014. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations and cash flows of the Company for the three months ended December 31, 2014 and 2013, and the financial position of the Company as of December 31, 2014. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Basis of Consolidation

The condensed consolidated financial statements of the Company include wholly-owned subsidiary under its control. All of the material intercompany balances and transactions have been eliminated.

Estimates, Risks and Uncertainties

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from these estimates.

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

Rent expenses under the operating lease were $900 and $900 for the three months ended December 31, 2014 and 2013, respectively. Future minimum payments under the operating lease are as follows:

Year Ending September, 30	Amount
2015	$1,350
Total	$1,350

Telephone Agreement

The Company entered into a telephone service agreement with a company that is owned by the CFO of the Company on May 15, 2011 and expires on December 31, 2015 at a monthly rate of $200.

Telephone expenses under the service agreement were $600 and $600 for the three months ended December 31, 2014 and 2013, respectively. Future minimum payments under the service agreement are as follows:

Year ending September, 30	Amount
2015	$1,800
2016	600
Total	$2,400

Consulting Agreements

During the year ended September 30, 2011, the Company entered into a consulting agreement with one of its directors to assist with the S-1 registration statement filing with the SEC and the listing on FINRA’s Over-the-Counter Bulletin Board for a flat fee of $15,000, of which $2,000 was paid upon entry into the agreement, $4,000 was paid at the time our registration statement on Form S-1 was filed and the remaining balance of $9,000 was paid in November 2014, upon the registration statement was declared effective by the U.S. Securities and Exchange Commission.

During the year ended September 30, 2011, the Company entered into another consulting agreement with an entity that is majority-owned by a shareholder of the Company to also assist with the S-1 registration statement filing with the SEC and the listing on FINRA’s Over-the-Counter Bulletin Board for a flat fee of $20,000, of which $3,000 was paid upon entry into the agreement, $6,000 was paid at the time that our registration statement on Form S-1 was filed and the remaining balance of $11,000 was paid in November 2014, upon the registration statement was declared effective by the U.S. Securities and Exchange Commission.

4. Shareholders’ Equity

Common Stock

As of December 31, 2014, a total of 9,786,000 shares of common stock were issued and outstanding.

5. Concentrations

The Company has one customer accounting for 100% of the revenue during the years ended December 31, 2014 and 2013. The customer is a related party of the Company (see note 6).

6. Related Party Transactions

The Company provided property management service to a property company, LF George Properties Corporation (“LF George Properties”), which is owned by the Chairman of the Company and his family members who are also directors of the Company during the three months ended December 31, 2014 and 2013. The Company recorded $10,200 and $11,400 property management revenue during the three months ended December 31, 2014 and 2013, respectively.

The Company incurred $900 and $900 of rent expenses during the three months ended December 31, 2014 and 2013, respectively, for an office space leased from a company, Millbrae Paradise, LLC, owned by the Chairman of the Company and his family members who are also directors of the Company.

The Company also incurred $600 and $600 of telephone expenses during the three months ended December 31, 2014 and 2013, respectively for telephone service provided by a company, AGH Management Corporation owned by the CFO of the Company.

The Company incurred $4,500 to William Mui, a Director of the Company for consulting services during the three months ended December 31, 2014.

The Company incurred $4,400 to Genik Real Estate and Investment Corp., a shareholder of over 5% of the outstanding common shares, for consulting services during the three months ended December 31, 2014.

Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

LF George Holdings, Inc. (“the Company”) is a corporation incorporated in the State of Delaware on March 18, 2011. We are currently located at 159 El Camino Real, Millbrae, California 94030.

Through our wholly-owned subsidiary LFG Management Corp. (“LFGM”), which is a corporation incorporated in the State of California on May 5, 2011, we seek to provide traditional property management services to small to medium-sized commercial and residential property owners in the San Francisco Bay Area, Northern California. These services include maintenance (such as property inspections, landscaping, painting, restoration and general maintenance), administrative services (such as collecting rent and maintenance fees and sourcing and paying suppliers) and other services (such as lease negotiation and tenant evaluation). When appropriate, we will outsource these services to third parties.

We currently provide property management service for one property located in San Francisco, California. We will initially focus our business on the greater San Francisco Bay Area (particularly the cities of San Francisco, Millbrae and San Mateo) and, depending on our success therein, expand into the rest of Northern California.

Results of Operations

Three months ended December 31, 2014 and 2013

	Three Months Ended December 31,
	2014 (Unaudited)	2013 (Unaudited)

Total Revenues	$10,200	$11,400

Total Operating Expenses	35,056	11,297
Income (loss) Before Taxes	(24,856)	103

Tax Provision	-	-
Net Loss	$(24,856)	$103

Revenue: Decrease of $1,200 was due to the termination of the property management agreement of a property in May 2014, which monthly management fee income was $400.

Operating Expenses: Increase of $23,759 was due to the increase of $21,256 in legal and professional expenses and increase of $172 and $2,331 in payroll and office expenses during the three months ended December 31, 2014.

Liquidity and Capital Resources

We had a $103,871 cash balance as of December 31, 2014. Our primary cash outflows were for business development and operations including payrolls, office, legal and professional as well as general administrative expenses. We have financed our operations primarily through the sale of common stocks to our shareholders and income generated from business operations.

We will continue to monitor our expenditures and cash position. We anticipate spending approximately $50,000 on auditing, consulting and legal fees related to filing the registration statement during the next twelve month period. Management plans to invest $50,000 to execute the business plan if and when our available cash along with the income generated from business operations is adequate to fund our operations beyond an operation cycle. Otherwise, management may have to scale back the scope of business plan or to consider a new round of fund raising.

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Cash Flows from Operating Activities	$(30,426)	$(3,485)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net Increase (decrease) in Cash	(30,426)	(3,485)

Cash decreased by about $30,426 was due to the cash used to fund the operations, and there were no investing and financing activities during the three months ended December 31, 2014.

Plan of Operation

Currently, we are providing property management service for our customer and intend to expand this aspect of our business. We also plan to develop an online property management portal that will allow our current and potential clients to communicate and transact business through the Internet. We intend to provide a comprehensive set of property management tools on this website that will allow our clients to manage efficiently certain aspects of their properties at a low cost.

The property management industry is labor intensive and involves significant manpower for daily operations. In this regard, profitability of individual companies depends on efficient operations and cost controls. We believe that it presents an opportunity for us to implement strategies to make property management much more efficient and cost effective.

Over the next twelve months, we plan to:

•

Continue to acquire new clients for our property management services. We intend to enter into more property management contracts with new clients by stepping up our marketing efforts through the Internet and by promoting our management services to potential clients through our website. In addition, our CEO, Mr. George Lam, will seek to use his contacts made during his years in the real estate development and property management business to find new clients through his well-established network in the real estate industry in the San Francisco Bay Area.

•

Complete the development of our online property management portal. We intend to complete the development of our existing online property management portal that will enable us and our users (including commercial property managers and small- to medium-sized property owners) to better manage their properties.

•	Strengthen our capital base. We plan to strengthen our capital base by increasing revenues by acquiring new businesses and, if necessary, raising additional capital.

As of December 31, 2014, we had cash of $103,871 on hand. In the next twelve months, we intend to use a portion of these funds to expand by:

1.	Hiring two more employees to run the operations for our property management business,

2.	Signing up at least one more property management contract for a medium-sized commercial property and two more commercial property management contracts for small-sized properties, and

3.	Completing the development of an online property management portal.

We believe that the cash on hand and our current revenues continued over the next year are sufficient to implement our strategy and maintain our business over the next twelve months. If we are unable to do so or do so but find that our revenues have not significantly increased, we will be forced to reassess our strategy. This reassessment could result in, among other things, the dismissal of employees and reduced or no marketing.

Critical Accounting Policies

There have been no material changes in the critical accounting policies since September 30, 2014

Off-Balance Sheet Arrangement

The company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reports within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of December 31, 2014.

Changes in Internal Control Over Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2014 and 2013, respectively that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not currently subject to any legal proceedings.

Item 1A Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), the Company is not required to provide information required by this Item 1A.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosure

None.

Item 5 Other Information

None.

Item 6 Exhibits

(a) Exhibits required by Item 601 of Regulation SK:

Number	Description

3.1	Certificate of Incorporation (1)
3.2	First Amended and Restated Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-190403), filed with the Securities and Exchange Commission on August 6, 2013.

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF GEORGE HOLDINGS, INC.
(Name of Registrant)

Date: February 20, 2015	By:	/s/ George Lam
	Name:	George Lam
	Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Henry Lam
Name:	Henry Lam
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation (1)
3.2	First Amended and Restated Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-190403), filed with the Securities and Exchange Commission on August 6, 2013.

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

