Form 10-K/A
period 2014-09-30
LF George Holdings, Inc.
filed 2015-03-17
CIK 1580676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

AMENDMENT NO. 2

to

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

LF George Holdings, Inc. (the “Company”), hereby amends its Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission (“SEC”) on January 13, 2015, and as first amended on February 17, 2015, to include the report of the Company’s independent pubic registered accounting firm with respect to the consolidated balance sheets of the Company as of September 30, 2014 and 2013, the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the years then then ended.

There are no other changes to the original Form 10-K filed on January 13, 2015, other than that outlined in this document and in Amendment No. 1 to Form 10-K, filed with the SEC on February 17, 2015. This Amendment No. 2 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on January 13, 2015, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

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

Item 1. Business

Company Overview

We were incorporated as a Delaware corporation on March 18, 2011. On May 5, 2011, we incorporated LFG Management Corp., our wholly-owned subsidiary, as a property management company, which currently has one client in San Francisco, CA for property management.

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

We manage one property in San Francisco for our client. As discussed in greater detail below, we entered a property management agreement with LF George Properties Corp. on May 16, 2011 to manage a property located at 499–33rd Avenue. Per this property management agreement, we provide the above-mentioned services to our client for a monthly fee of $3,400. This property management agreement expires on December 31, 2015.

Until May 2014, we managed another property for our client. We had entered into another property management agreement with LF George Properties Corp. on August 31, 2012 to manage a property located at 160–8th Street. Per this property management agreement, we provided the above-mentioned services to our client for a monthly fee of $400. This property was sold to other party, and as a result, the agreement terminated.

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

To expand our property management business, we intend to develop an online property management system that allows commercial property managers and small to medium-sized property owners to better manage their properties in a more cost-effective environment that promotes efficiency. Our proposed system would:

•	allow tenants to post their repair work orders, complaints and opinions to the property management immediately;

•	allow tenants to post comments and evaluations on the property management team and outside contractors for their services;

•	provide property owners with statistical functions for better management and effective costs control as well as being able to review the performance of its property management company or its staffs.

•	list works to be outsourced by property managers for bids from independent contractors;

•	allow property owners to review instantly every work order for property management;

•	allow tenants to make rental payments directly to property owners by using either credit or debit card, or other online payment methods such as PayPal;

•	automatically post vacancies directly to reputable rental property websites;

•	provide detailed information on the leased properties and allow property owners and prospective tenants to negotiate and complete lease agreements online; and

•	provide a section for property owners, investors and real estate developers to get together to discuss current or potential real estate projects.

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

Revenue : Our revenues declined $1,600 between the years ended September 30, 2013 and 2014. This decrease was due to the termination of the property management agreement of a property in May 2014, on which monthly management fee income was $400.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lf George Holding, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of LF George Holdings, Inc. and Subsidiary as of September 30, 2014 and 2013, the related consolidate statements of operations, change in stockholders’ equity, and cash flows for the years then ended. LF George Holdings, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LF George Holdings, Inc. and Subsidiary as of September 30, 2014 and 2013, the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a net loss for the year ended September 30, 2014 of $22,743 and a cumulative loss of $69,606 and there are uncertain conditions the Company faces relative to its ability to obtain capital, generate revenues and operate profitably. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stephen Wan Accounting Corporation

Sunnyvale, California

January 13, 2015

Item 8. Financial Statements and Supplementary Data

LF George Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	September 30,
	2014	2013
Assets
Current Assets
Cash	$134,297	$153,187
Accounts Receivable from Related Party	3,400	-
Total Current Assets	137,697	153,187

Total Assets	$137,697	$153,187

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued Professional Fees	$11,100	$4,000
Payroll Tax Payable	153	-

Total Current Liabilities	11,253	4,000

Commitments	-	-

Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.01, 9,786,000 shares issued and outstanding on September 30, 2014 and 2013.	97,860	97,860
Additional paid-in capital	98,190	98,190
Accumulated deficits	(69,606)	(46,863)

Total Stockholders’ Equity	126,444	149,187

Total Liabilities and Stockholders' Equity	$137,697	$153,187

See accompanying notes to consolidated financial statements.

LF George Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended September 30, 2014	Year Ended September 30, 2013

Management Revenue, Related Party	$44,000	$45,600

Operating Expenses
Legal and professional	43,037	53,300
Payroll expenses	13,697	10,694
Rent	3,600	3,600
General and administrative	6,409	6,034
Total Operating Expenses	66,743	73,628

Loss from Operations	(22,743)	(28,028)
Before Taxes

Tax Provision	-	4,349

Net Loss	$(22,743)	$(32,377)
Loss per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common	9,786,000	9,619,490

See accompanying notes to consolidated financial statements

LF George Holdings, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Share	Amount	Capital	Deficits	Equity

Balance as of October 1, 2012	9,052,000	$90,520	$32,130	$(14,486)	$108,164
Issuance of common stock	734,000	7,340	66,060	-	73,400

Net loss	-	-	-	(32,377)	(32,377)

Balance as of September 30, 2013	9,786,000	97,860	98,190	(46,863)	149,187

Net loss	-	-	-	(22,743)	(22,743)

Balance as of September 30, 2014	9,786,000	$97,860	$98,190	$(69,606)	$126,444

See accompanying notes to consolidated financial statements

LF George Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flow

	For the Year Ended	For the Year Ended
	September 30, 2014	September 30, 2013

Cash Flow from Operating Activities:
Net Loss	$(22,743)	$(32,377)
Adjustments to reconcile net loss to net cash in operating activities:
Deferred income tax expense	-	4,349
Changes in operating assets and liabilities:
Account receivable from related party	(3,400)	10,200
Prepaid expenses	-	3,300
Account payable, related party	-	(200)
Payroll tax payable	153	-
Accrued professional fees	7,100	4,000
Accounts payable – trade	-	(1,940)
Net Cash (Used in) Operating Activities	(18,890)	(12,668)

Net Cash from Investing Activities	-	-
Cash Flow from Financing Activities:
Proceed from issuance of Common Stock	-	73,400
Net Cash Provided by Financing Activities	-	73,400

Net (decrease)/increase in cash	(18,890)	60,732

Cash, at the beginning of year	153,187	92,455
Cash, at the end of year	$134,297	$153,187

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

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

	2014	2013
Statutory Federal tax rate (net of state income tax effect)	(15.00)	(15.00)%
State income taxes	(8.84)	(8.84)%
Effect of valuation allowance	-%	-%
Effective tax rate	(23.84)	(23.84)%

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

Year Ending September 30,	Amount
2015	$2,250
Total	$2,250

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

Year ending September 30,	Amount

2015	$2,400
2016	600

Total	$3,000

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers and their respective ages as of the date of this Prospectus are as follows:

Name	Age	Position with the Company
George Lam (1)	63	CEO and Chairman
Henry Lam (1)	30	CFO
Alex Lam (1)	22	CTO, Director
Winnie Lam (1)	32	Director
Virginia Lam (1)	25	Director
Elizabeth Lam (1)	24	Director
Suzanne Lo	28	Director and Secretary of the Board
William Mui	53	Director

_________

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

George Lam

Mr. George Lam serves as the Company’s CEO and Chairman of the Board. He is an entrepreneur who has many years of experience in the business of real estate development and investment, building construction and property management in the San Francisco Bay Area, and has successfully completed many real estate development projects. For more than the past five years, Mr. George Lam has also been the CEO of LF George Properties Corp. which has managed the following properties he owned in the San Francisco Bay Area:

1.	A building complex located at 1408 - 31 st Avenue, San Francisco

2.	A building complex at located at 499 - 33 rd Avenue, San Francisco

3.	A building complexlocated at 501 - 33 rd Avenue, San Francisco

4.	A building complex located at 156 - 8 th Street, San Francisco

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

The Board of Directors believes that William Mui is qualified to serve as a director due to his experience in corporate finance and business management. He has a MBA degree in corporate finance and investment. He can also assist the CFO in the preparation of financial statements and related matters .

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

Name and Principal Position	Year Ended September 30,	Salary $	Bonus $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

George Lam,
CEO	2014	0	0	0	0	0	0	0	0
(Principal Executive Officer)	2013	0	0	0	0	0	0	0	0

Henry Lam, CFO	2014	0	0	0	0	0	0	0	0
(Principal Financial Officer)	2013	0	0	0	0	0	0	0	0

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

Name and Title of Beneficial Owners	Amount and Nature of Beneficial Owners	Percent of Class
Directors and Officers:
George Lam, CEO and Chairman	3,000,000	30.7%
Henry Lam, CFO	1,070,000	10.9%
Alex Lam, CTO and Director	1,070,000	10.9%
Winnie Lam, Director	1,070,000	10.9%
Virginia Lam, Director	1,070,000	10.9%
Elizabeth Lam, Director	1,070,000	10.9%
Suzanne Lo, Director and Secretary of the Board	15,000	1%
William Mui, Director	135,000	1.4%
Genik Real Estate	560,000	5.7%
All executive officers and directors as a group (8 persons)	8,500,000	86.9%

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

Item 14. Principal Accounting Fees and Services.

Audit Fees . The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$25,800	Stephen Wan CPA

2013	$28,800	Stephen Wan CPA

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

The following documents are included herein:

Number	Description

3.1	Certificate of Incorporation (1)
3.2	First Amended and Restated Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-190403), filed with the Securities and Exchange Commission on August 6, 2013.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF GEORGE HOLDINGS, INC.

March 16, 2015	By:	/s/ George Lam
George Lam
CEO (Principal Executive Officer)

March 16, 2015	By:	/s/ Henry Lam
Henry Lam
CFO (Principal Financial Officer)

 EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation (1)
3.2	First Amended and Restated Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-190403), filed with the Securities and Exchange Commission on August 6, 2013.

*Filed herewith.

