Form 10-Q
period 2015-03-31
LF George Holdings, Inc.
filed 2015-05-15
CIK 1580676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐ Transaction Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File Number: 000-55374

LF GEORGE HOLDINGS, INC.
(Name of Issuer in its Charter)

Delaware

(State or other jurisdiction of incorporation)

6531	45-1626074
(Primary Standard Industrial	(IRS Employer)
Classification Code Number)	Identification No.)

LF George Holdings, Inc.

159 El Camino Real

Millbrae, California 94030

(Address of principal executive offices, zip code)

650-697-3800

(Registrant’s telephone number, including area code)

___________________________________________________________

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

As of May 15, 2015, there were 9,786,000 shares of common stock, $0.01 par value per share, outstanding.

LF GEORGE HOLDINGS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2015

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

LF George Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2015	2014

Assets

Current Assets
Cash	$89,133	$134,297
Prepaid Rent	300	-
Prepaid Payroll Tax	100	-
Account Receivable from Related Party	-	3,400
Total Current Assets	89,533	137,697

Total Assets	$89,533	$137,697

Liabilities and Stockholders’ Equity

Current Liabilities
Accrued Professional Fees	$99	$11,100
Payroll Tax Payable	153	153

Total Current Liabilities	252	11,253

Commitments	-	-

Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.01, 9,786,000 shares issued and outstanding on March 31, 2015 and September 30, 2014	97,860	97,860

Additional paid-in capital	98,190	98,190

Accumulated deficit	(106,769)	(69,606)

Total Stockholders’ Equity	89,281	126,444

Total Liabilities and Stockholders' Equity	$89,533	$137,697

See accompanying notes to condensed consolidated financial statements

LF George Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Management Revenue, Related Party	$10,200	$11,400	$20,400	$22,800

Operating Expenses
Legal and professional	$13,337	$10,323	$31,693	$16,323
Payroll expenses	3,394	3,532	6,963	6,929
Rent	900	900	1,800	1,800
General and administrative	4,876	2,259	17,107	3,259
Total Operating Expenses	22,507	17,014	57,563	28,311

Loss from Operations Before Taxes	(12,307)	(5,614)	(37,163)	(5,511)

Tax Provision	-	-	-	-

Net Loss	$(12,307)	$(5,614)	$(37,163)	$(5,511)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	9,786,000	9,786,000	9,786,000	9,786,000

See accompanying notes to condensed consolidated financial statements

LF George Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2015	2014
Cash Flow from Operating Activities
Net Loss	$(37,163)	$(5,511)

Adjustments to reconcile net loss to net cash used in Operating activities:
Changes in operating assets and liabilities
Account receivable from related party	3,400	-
Prepaid payroll tax	(100)	-
Accrued professional fees	(11,001)	-
Prepaid Rent	(300)
Payroll tax payable	-	504
Account payable	-	6,323
Net Cash Provided by (Used in) Operating Activities	(45,164)	1,316

Net increase (decrease) in cash	(45,164)	1,316

Cash, at the beginning of period	134,297	153,187
Cash, at the end of period	$89,133	$154,503

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

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

2. Summary of Significant Accounting Policies

Going Concern

As indicated in the accompanying condensed consolidated financial statements, the Company had net loss of $37,163 during the six months ended March 31, 2015 and an accumulated deficit of $106,769 as of March 31, 2015. Management’s plans include generating revenue through its property management services and raising capital through the equity markets to fund future operations. Failure to generate adequate services revenues and raise adequate capital could result in the Company having to curtail or cease operations.

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

Unaudited interim financial information

The accompanying interim condensed consolidated financial statements and related notes of the Company for the three months and six months ended March 31, 2015 and 2014, and as of March 31, 2015 are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for the complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended September 30, 2014. The consolidated balance sheet as of September 30, 2014 was derived from the Company’s audited consolidated financial statements for the year ended September 30, 2014. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations and cash flows of the Company for the three months and six months ended March 31, 2015 and 2014, and the financial position of the Company as of March 31, 2015. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Rent expense under the operating lease was $900 and $900 for the three months ended March 31, 2015 and 2014, respectively. Rent expense under the operating lease was $1,800 and $1,800 for the six months ended March 31, 2015 and 2014, respectively. Future minimum payments under the operating lease are as follows:

Year Ending September 30,	Amount

2015	$450
Total	$450

Telephone Agreement

The Company entered into a telephone service agreement with a company that is owned by the CFO of the Company on May 15, 2011 and expires on December 31, 2015 at a monthly rate of $200.

Telephone expense under the service agreement was $600 and $600 for the three months ended March 31, 2015 and 2014, respectively. Telephone expense under the service agreement was $1,200 and $1,200 for the six months ended March 31, 2015 and 2014, respectively. Future minimum payments under the service agreement are as follows:

Year Ending September 30,	Amount

2015	$1,200
2016	600
Total	$1,800

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

4. Shareholders’ Equity

Common Stock

As of March 31, 2015, a total of 9,786,000 shares of common stock were issued and outstanding.

5. Concentrations

The Company has one customer accounting for 100% of the revenue during the years ended March 31, 2015 and 2014. The customer is a related party of the Company (see note 6).

6. Related Party Transactions

The Company provided property management service to a property company, LF George Properties Corporation (“LF George Properties”), which is owned by the Chairman of the Company and his family members who are also directors of the Company during the three months ended March 31, 2015 and 2014. The Company recorded $10,200 and $11,400 property management revenue during the three months ended March 31, 2015 and 2014, respectively. The Company recorded $20,400 and $22,800 property management revenue during the six months ended March 31, 2015 and 2014, respectively.

The Company incurred $900 and $900 of rent expenses during the three months ended March 31, 2015 and 2014, respectively, for an office space leased from a company, Millbrae Paradise, LLC, owned by the Chairman of the Company and his family members who are also directors of the Company. The Company incurred $1,800 and $1,800 of rent expenses during the six months ended March 31, 2015 and 2014, respectively.

The Company also incurred $600 and $600 of telephone expenses during the three months ended March 31, 2015 and 2014, respectively for telephone service provided by a company, AGH Management Corporation owned by the CFO of the Company. The Company also incurred $1,200 and $1,200 of telephone expenses during the six months ended March 31, 2015 and 2014, respectively.

The Company incurred $4,500 to William Mui, a Director of the Company for consulting services during the six months ended March 31, 2015.

The Company incurred $4,400 to Genik Real Estate and Investment Corp., a shareholder of over 5% of the outstanding common shares, for consulting services during the six months ended March 31, 2015.

7. Subsequent Events

The Company obtained the stock symbol LFGH from FINRA on April 7, 2015.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Results of Operations

Three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Total Revenues	$10,200	$11,400

Total Operating Expenses	22,507	17,014
Loss Before Taxes	(12,307)	(5,614)

Tax Provision	-	-
Net Loss	$(12,307)	$(5,614)

Revenue: Decrease of $1,200 was due to the termination of the property management agreement of a property in May 2014, which monthly management fee income was $400.

Operating Expenses: Increase of $5,493 was due to an increase of $3,014 in legal and professional expenses, a decrease of $138 in payroll and an increase of $2,617 in general and administrative expenses during the three months ended March 31, 2015.

Six months ended March 31, 2015 and 2014

	Six Months Ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Total Revenues	$20,400	$22,800

Total Operating Expenses	57,563	28,311
Loss Before Taxes	(37,163)	(5,511)

Tax Provision	-	-
Net Loss	$(37,163)	$(5,511)

Revenue: Decrease of $2,400 was due to the termination of the property management agreement of a property in May 2014, which monthly management fee income was $400.

Operating Expenses: Increase of $29,252 was due to an increase of $15,370 in legal and professional expenses, an increase of $34 in payroll and an increase of $13,848 in general and administrative expenses during the six months ended March 31, 2015

Liquidity and Capital Resources

We had $89,133 in cash balance as of March 31, 2015. Our primary cash outflows were for business development and operations including payrolls, office, legal and professional as well as general administrative expenses. We have financed our operations primarily through the sale of common stocks to our shareholders and income generated from business operations.

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

	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014
Cash Flows from Operating Activities	$(45,164)	$1,316
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net Increase (decrease) in Cash	(45,164)	1,316

Cash decreased by about $45,164 was due to the cash used to fund the operations, and there were no investing and financing activities during the six months ended March 31, 2015.

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

As of March 31, 2015, we had cash of $89,133 on hand. In the next twelve months, we intend to use a portion of these funds to expand by:

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

Critical Accounting Policies

There have been no material changes in the critical accounting policies since September 30, 2014.

Off-Balance Sheet Arrangement

The company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2015. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reports within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of March 31, 2015.

Changes in Internal Control Over Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 and 2014, respectively that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The company is currently not subject to any legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), the Company is not required to provide information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

 ________________

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

LF GEORGE HOLDINGS, INC.
(Name of Registrant)

Date: May 15, 2015	By:	/s/ George Lam
	Name:	George Lam
	Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Henry Lam
Name:	Henry Lam
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

 EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation (1)
3.2	First Amended and Restated Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 __________________

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

